Form 10-K
period 2007-12-31
ACE Securities Corp. Home Equity Loan Trust, Series 2007-WM2
filed 2008-03-28
CIK 1394393

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-131727-28

      ACE Securities Corp. Home Equity Loan Trust, Series 2007-WM2 (exact name of issuing entity as specified in its charter)

      ACE Securities Corp.
      (exact name of the depositor (as registrant on behalf of the issuing entity) as specified in its charter)

      DB Structured Products, Inc.
      (exact name of the sponsor as specified in its charter)



  Delaware                                06-1442101
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  6525 Morrison Boulevard
  Suite 318
   Charlotte, NC                                28211
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (704) 365-0569



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               Not applicable.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



1114(b)(2) Of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Providers Financial Information).

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Deutsche Bank AG, New York Branch provides an interest rate swap derivative instrument and an interest rate cap derivative instrument for the trust as disclosed in the 424(b)(5) Prospectus filed on April 2, 2007. No additional disclosure is necessary because the significance percentage for the swap and cap derivative instruments is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

Ocwen Loan Servicing, LLC
On February 9, 2006, a trial court in Galveston, Texas entered judgment in the amount of $1.8 million in compensatory and statutory damages and attorneys' fees against Ocwen Loan Servicing, LLC ("Ocwen") in favor of a plaintiff borrower whose mortgage loan was serviced by Ocwen. The plaintiff brought the claims under the Texas Deceptive Trade Practices Act and other state statutes and common law generally alleging that Ocwen engaged in improper loan servicing practices. Ocwen appealed the decision and the litigation concluded with a final settlement on January 16, 2008.

WMC Mortgage Corp.
On or about February 6, 2008, Franklin Credit Management Corporation ("Franklin") filed an action against WMC Mortgage, LLC ("WMC") in Supreme Court of New York, New York County, seeking to have WMC repurchase approximately 440 loans that WMC had sold to Franklin in September and November 2006. Franklin alleges that WMC breached certain representations and warranties in the loan sale agreements and claims that it has incurred damages in excess of $35 million. Franklin also seeks attorney fees. WMC's initial response to the complaint is due on April 4, 2008.

On or about December 7, 2007, PMI Mortgage Insurance Co. ("PMI") and PMI Guaranty Co. ("PGC"), affiliated insurance companies, initiated an action against WMC Mortgage Corp. ("WMCMC") and GE Money Bank in the Superior Court of California, County of Los Angeles, seeking to have WMCMC specifically perform and repurchase 120 mortgage loans. The loans at issue are part of a pool of 5, 000 loans that had been originated by WMCMC, and through a series of subsequent transactions, transferred to a trust (the "Trust"), which issued securities secured by the loans. PMI and PGC separately contracted with the Trust to insure $29.6 million of payments of the mortgage loans (PMI) or principal and interest payments (PGC) on one particular class of securities. The complaint alleges that WMCMC breached certain representations and warranties in the loan sale agreements. PMI and PGC also assert claims for negligent and intentional misrepresentation. They seek unspecified damages and punitive damages, but do not allege making any payments under their policies. WMCMC has filed a motion to dismiss the complaint.

On or about May 4, 2007, two former salespersons, Charmaine Van Heyn and Christine Boskovich, filed a class action complaint against WMCM and WMC-GEMB Mortgage Corp. in Superior Court of the State of California, Los Angeles County on behalf of all California business development representatives ("BDRs") and
business development associates ("BDAs").   The complaint alleges that WMCMC
violated various provisions of the Fair Labor Standards Act, the California Labor Code, and the California Business and Professions Code. In substance, the claims are that: (1) all the putative class members should have been paid overtime; (2) BDRs were improperly required to pay other employees in violation of California wage deduction laws; (3) the compensation of some members of the putative class violated minimum wage laws; (4) the putative class members did not receive meal and rest breaks; (5) accurate wage statements were not provided; and (6) not all expenses were reimbursed. Plaintiffs seek general, liquidated and punitive damages, and attorney's fees. WMCMC has denied the allegations in the complaint; the parties are currently engaged in discovery.

On or about July 11, 2007, the National Association for the Advancement of Colored People ("NAACP") filed a class action complaint against eleven mortgage lenders, including WMCMC, in United States District Court in the Central District of California, alleging that the lenders violated the Fair Housing Act ("FHA"), 42 U.S.C. Section 3601, et seq., the Equal Credit Opportunity Act ("ECOA"), 15 U.S.C. Section 1691, et seq., and the Civil Rights Act ("CRA"), 42 U.S.C. Section 1981, 1982. NAACP has amended the complaint twice and the number of defendants is now seventeen. In the second amended complaint, filed on March 8, 2008, NAACP bases its claims of discrimination against WMCMC on assertions, inter alia, that (1) WMCMC unlawfully "steered" African American consumers to less favorable subprime mortgage loans and (2) WMCMC marketed to minorities adjustable rate loans with low initial rates without evaluating the ability of the applicant to pay the subsequent adjusted higher rate. NAACP purports to bring the action as a class action "on behalf of itself and all others similarly situated, as well as on behalf of the General Public and Acting in the Public Interest," and seeks declaratory, equitable and injunctive relief, and attorneys' fees and costs. Pursuant to a Stipulated Initial Case Management Order entered by the Court on March 14, 2008, defendants may move to dismiss the Second Amended Complaint by April 4, 2008, a hearing thereon is scheduled for June 2, 2008, a schedule/status conference is scheduled for July 7, 2008, and no discovery is to occur until after the Conference.

On or about January 25, 2008, two alleged "minority borrowers" filed a class action complaint (Lopez et al. v. GE Money Bank et al.) against GE Money Bank, and WMCMC and WMC in United States District Court in the Central District of California asserting that defendants' credit pricing policy had a discriminatory impact on minority applicants for home mortgage loans, in violation of the Fair Housing Act ("FHA"), 42 U.S.C. Section 3601, et seq., the Equal Credit Opportunity Act ("ECOA"), 15 U.S.C. Section 1691, et seq., and the Civil Rights Act ("CRA"), 42 U.S.C. Section 1981, 1982. Plaintiffs seek disgorgement of "all disproportionate non-risk charges imposed on minority borrowers," restitution, actual and punitive damages, declaratory and injunctive relief, including an order enjoining, inter alia, "any non-risk-related discretionary policy employed by Defendants," and attorneys' fees and costs. As of March 24, 2008, plaintiffs had not served the complaint on any of the defendants.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously disclosed in a 424(b)(5) Prospectus filed on April 2, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period (as defined in the assessment of compliance), sufficient policies and procedures to capture the information with respect to the Platform Transactions (as defined in the assessment of compliance) necessary to determine compliance with 1122(d)(4)(xii).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) The Pooling and Servicing Agreement, is dated and effective as of March 1, 2007, among ACE Securities Corp., as Depositor, Ocwen Loan Servicing, LLC,
   as Servicer, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator and HSBC Bank USA, National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on form 8-K of the registrant, as filed with the Commission).

  (10) See Exhibit (4) of Item 15(a) above.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    33.3 Ocwen Loan Servicing, LLC as Servicer
    33.4 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.6 Wells Fargo Bank, N.A. as Paying Agent
    33.7 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    34.3 Ocwen Loan Servicing, LLC as Servicer
    34.4 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.6 Wells Fargo Bank, N.A. as Paying Agent
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Ocwen Loan Servicing, LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See Exhibits identified in paragraph (a) of Item 15 above.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   ACE Securities Corp. Home Equity Loan Trust, Series 2007-WM2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Kristen Ann Cronin
   Kristen Ann Cronin, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    33.3 Ocwen Loan Servicing, LLC as Servicer
    33.4 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.6 Wells Fargo Bank, N.A. as Paying Agent
    33.7 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    34.3 Ocwen Loan Servicing, LLC as Servicer
    34.4 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.6 Wells Fargo Bank, N.A. as Paying Agent
    34.7 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Ocwen Loan Servicing, LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
